Form 10-K
period 1996-12-31
CAPITAL ONE MASTER TRUST
filed 1997-03-31
CIK 922869

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-23750

                            CAPITAL ONE MASTER TRUST
                                CAPITAL ONE BANK
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                     54-1719855
---------------------------------          ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

11013 West Broad Street Road, Glen Allen , Virginia              23060
---------------------------------------------------            ----------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            804 967-1000
                                                              ------------


Securities registered pursuant to Section 12(b) of the Act:
         None

Securities registered pursuant to Section 12(g) of the Act:

Series 1993-1 Certificates                                            Series 1993-3 Certificates
  5.20% Class A Asset Backed Certificates, Series 1993-1                4.85% Class A Asset Backed Certificates, Series 1993-3
  5.40% Class B Asset Backed Certificates, Series 1993-1                5.25% Class B Asset Backed Certificates, Series 1993-3

Series 1993-4 Certificates                                            Series 1994-1 Certificates
  Floating Rate Class A Asset Backed Certificates, Series 1993-4        Floating Rate Class A Asset Backed Certificates, Series
  5.80% Class B Asset Backed Certificates, Series 1993-4                1994-1
                                                                        6.60% Class B Asset Backed Certificates, Series
                                                                        1994-1

Series 1994-2 Certificates                                            Series 1994-3 Certificates
  Floating Rate Class A Asset Backed Certificates, Series 1994-2        Floating Rate Class A Asset Backed Certificates, Series
  6.95% Class B Asset Backed Certificates, Series 1994-2                7.35% Class B Asset Backed Certificates, Series
                                                                        1994-3

Series 1994-4 Certificates                                            Series 1995-1 Certificates
  6.80% Class A Asset Backed Certificates, Series 1994-4                Floating Rate Class A Asset Backed Certificates, Series
  7.10% Rate Class B Asset Backed Certificates, Series 1994-4           1995-1

Series 1995-3 Certificates                                            Series 1995-4 Certificates
  Floating Rate Class B Asset Backed Certificates, Series 1995-3        Floating Rate Class A Asset Backed Certificates, Series
                                                                        1995-4

Securities to be registered pusuant to Section 12(g) of the Act:

Series 1996-2 Certificates                                            Series 1996-3 Certificates
  Floating Rate Class A Asset Backed Certificates, Series 1996-2        Floating Rate Class A Asset Backed Certificates, Series
                                                                        1996-3

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes     X             No
                                                   ----                ----

         Registrant does not have any voting stock.

         Registrant has not been involved in bankruptcy proceedings during the preceding five years.

         Registrant is not reporting as a corporate issuer.

         No documents have been incorporated by reference into this Form 10K.

                      THE EXHIBIT INDEX APPEARS ON PAGE 8

                                     PART I


ITEM 1.   BUSINESS.

          Not Applicable.


ITEM 2.   PROPERTIES.

          Not Applicable.

ITEM 3.   LEGAL PROCEEDINGS.

          The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or Capital One Bank.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          (a) To the best knowledge of the registrant, there is no established public trading market for the Certificates.

          (b) As of February 28, 1997, there were 15 investor
          Certificateholders of record. For purposes of this report, "Certificateholders" includes Class A Certificateholders, Class B Certificateholders and holders of any Collateral Indebtedness Interest.

          c)  Not Applicable.

ITEM 6.   SELECTED FINANCIAL DATA.

          Not Applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Not Applicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Not Applicable.

ITEM 11.  EXECUTIVE COMPENSATION.

          Not Applicable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          (a) The Public Certificates representing investors' interests in the Trust are represented by a single Certificate registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in certain limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Public Certificates, which it held on behalf of brokers, dealers, banks and other direct participants in the DTC system at December 31, 1996. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers. At February 28, 1997, the following direct DTC participants held positions in Public Certificates representing interests in the Trust equal to or exceeding 5% of the $8,420,067,012.58 total principal amount of Certificates outstanding on that date:

                                                             Percentage of
                Participant            Aggregate        Total Certificates
           Name and Address         Principal Amount      Principal Amount
-----------------------------------------------------------------------------
Bankers Trust Company               $  458,057,023               5.44%
SSB-Custodian                          459,415,000               5.46
Citibank                               523,477,000               6.22
Bank of New York                       822,994,000               9.77
Chase Manhattan Bank, N.A.           1,769,532,616              21.02

The address of each of the above participants is:

                    c/o  The Depository Trust Company
                         55 Water Street
                         New York, NY   10041

          The Series 1996-1 Class A Certificates are held solely by Salomon Brothers International Limited. On February 28, 1997, Salomon Brothers International Limited held interest in the Trust of 8.03% of the total principal amount of Certificates outstanding. The address of Salomon Brothers International Limited is as follows:

                         Victoria Plaza
                         111 Buckingham Palace Road
                         London, SW1W 0SB England

          The Series 1994-A Certificates are held solely by Eiger Capital Corporation. On February 28, 1997, Eiger Capital Corporation held interest in the Trust of 7.66% of the total principal amount of Certificates outstanding. The address of Eiger Capital Corporation is as follows:

                    c/o  Lord Securities Corporation
                         2 Wall Street
                         New York, NY 10005
                         Attention: Mr. Andrew L. Stidd, President


          No other owner holds more than a 5% interest in the Trust.

          (b) Not Applicable.

          (c) Not Applicable.

ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS.

          (a) The registrant knows of no transaction or series of transactions during 1996, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of the Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4) of Regulation S-K.

          (b) Not Applicable.

          (c) Not Applicable.

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          (a) Exhibits.


                    Exhibit 99.0        Capital One Master Trust Aggregated Data for 1996

                    Exhibit 99.1        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1993-1 Supplement.

                    Exhibit 99.2        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1993-3 Supplement.

                    Exhibit 99.3        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1993-4 Supplement.

                    Exhibit 99.4        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1994-1 Supplement.


                    Exhibit 99.5        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1994-2 Supplement.

                    Exhibit 99.6        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1994-3 Supplement.

                    Exhibit 99.7        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1994-4 Supplement.

                    Exhibit 99.8        Annual Certificateholders' Statement delivered pursuant to Section 5.02(c)
                                        of the Series 1994-A Supplement.

                    Exhibit 99.9        Annual Certificateholders' Statement delivered pursuant to Section 5.02(e)
                                        of the Series 1995-1 Supplement.

                    Exhibit 99.10       Annual Certificateholders' Statement delivered pursuant to Section 5.02(e) of the Series
                                        1995-2 Supplement.

                    Exhibit 99.11       Annual Certificateholders' Statement delivered pursuant to Section 5.02(e)
                                        of the Series 1995-3 Supplement.

                    Exhibit 99.12       Annual Certificateholders' Statement delivered pursuant to Section 5.02(e)
                                        of the Series 1995-4 Supplement.

                    Exhibit 99.13       Annual Certificateholders' Statement delivered pursuant to Section 5.02(e)
                                        of the Series 1996-1 Supplement.

                    Exhibit 99.14       Annual Certificateholders' Statement delivered pursuant to Section 5.02(e)
                                        of the Series 1996-2 Supplement.

                    Exhibit 99.15       Annual Certificateholders' Statement delivered pursuant to Section 5.02(e)
                                        of the Series 1996-3 Supplement.

-----------


         (b)   Reports on Form 8-K. The following Current Reports on Form
               8-K were filed by the registrant relating to 1996: Current Reports on Form 8-K dated February 15, 1996, March 15,
               1996, April 15, 1996, May 15, 1996, June 17, 1996, July 15,
               1996, August 15, 1996, September 16, 1996, October 15,
               1996, November 15, 1996, December 16, 1996 and January 15, 1997.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Capital One Master Trust
                                      -------------------------
                                      (Registrant)


                                By:   Capital One Bank
                                      -------------------------
                                      (Seller and Servicer)


Dated:  March 31, 1997          By:   /s/ David M. Willey
                                      -------------------------
                                      David M. Willey
                                      Vice President and Treasurer

                                 EXHIBIT INDEX



                                                                                                     Sequential
  Exhibit No.                                                                                        Page No.
  -----------                                                                                        --------

    99.0                   Capital One Master Trust Aggregated Data for 1996                              10

    99.1                   Annual Certificateholders' Statement delivered pursuant to                     11
                           Section 5.02(e) of the Series 1993-1 Supplement.

    99.2                   Annual Certificateholders' Statement delivered pursuant to                     13
                           Section 5.02(e) of the Series 1993-3 Supplement.

    99.3                   Annual Certificateholders' Statement delivered pursuant to                     15
                           Section 5.02(e) of the Series 1993-4 Supplement.

    99.4                   Annual Certificateholders' Statement delivered pursuant to                     17
                           Section 5.02(e) of the Series 1994-1 Supplement.

    99.5                   Annual Certificateholders' Statement delivered pursuant to                     19
                           Section 5.02(e) of the Series 1994-2 Supplement.

    99.6                   Annual Certificateholders' Statement delivered pursuant to                     21
                           Section 5.02(e) of the Series 1994-3 Supplement.

    99.7                   Annual Certificateholders' Statement delivered pursuant to                     23
                           Section 5.02(e) of the Series 1994-4 Supplement.

    99.8                   Annual Certificateholders' Statement delivered pursuant to                     25
                           Section 5.02(e) of the Series 1994-A Supplement.

    99.9                   Annual Certificateholders' Statement delivered pursuant to                     26
                           Section 5.02(c) of the Series 1995-1 Supplement.

    99.10                  Annual Certificateholders' Statement delivered pursuant to                     28
                           Section 5.02(e) of the Series 1995-2 Supplement.

    99.11                  Annual Certificateholders' Statement delivered pursuant to                     30
                           Section 5.02(e) of the Series 1995-3 Supplement.

    99.12                  Annual Certificateholders' Statement delivered pursuant to                     32
                           Section 5.02(e) of the Series 1995-4 Supplement.

    99.13                  Annual Certificateholders' Statement delivered pursuant to                     34
                           Section 5.02(c) of the Series 1996-1 Supplement.


    99.14                  Annual Certificateholders' Statement delivered pursuant to                     36
                           Section 5.02(c) of the Series 1996-2 Supplement.

    99.15                  Annual Certificateholders' Statement delivered pursuant to                     38
                           Section 5.02(c) of the Series 1996-3 Supplement.
