Form 10-K
period 1998-12-31
CAPITAL ONE MASTER TRUST
filed 1999-03-31
CIK 922869

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998      Commission file number 0-23750

                           CAPITAL ONE MASTER TRUST
                               CAPITAL ONE BANK
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                       54-1719855
----------------------------------       ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

11013 West Broad Street, Glen Allen , Virginia                         23060
----------------------------------------------                         -----
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                 804 967-1000
                                                                   ------------

Securities registered pursuant to Section 12(b) of the Act:
         None

Securities registered pursuant to Section 12(g) of the Act:


Series 1993-1 Certificates                                          Series 1993-4 Certificates
   5.20% Class A Asset Backed Certificates, Series 1993-1            Floating Rate Class A Asset Backed Certificates, Series 1993-4
   5.40% Class B Asset Backed Certificates, Series 1993-1            5.80% Class B Asset Backed Certificates, Series 1993-4

Series 1994-2 Certificates                                          Series 1994-3 Certificates
   Floating Rate Class A Asset Backed Certificates, Series 1994-2    Floating Rate Class A Asset Backed Certificates,Series 1994-3
   6.95% Class B Asset Backed Certificates, Series 1994-2            7.35% Class B Asset Backed Certificates, Series 1994-3

Series 1995-1 Certificates                                          Series 1995-3 Certificates
   Floating Rate Class A Asset Backed Certificates, Series 1995-1    Floating Rate Class B Asset Backed Certificates, Series 1995-3

Series 1995-4 Certificates                                          Series 1996-2 Certificates
   Floating Rate Class A Asset Backed Certificates, Series 1995-4    Floating Rate Class A Asset Backed Certificates, Series 1996-2

Series 1996-3 Certificates                                          Series 1997-1 Certificates
   Floating Rate Class A Asset Backed Certificates, Series 1996-3    Floating Rate Class A Asset Backed Certificates, Series 1997-1

Series 1997-2 Certificates                                          Series 1998-1 Certificates
   Floating Rate Class A Asset Backed Certificates, Series 1997-2    6.310% Class A Asset Backed Certificates

Series 1998-2 Certificates                                          Series 1998-3 Certificates
   7.625% Class A Asset Backed Certificates                          7.25% Class A Asset Backed Certificates

Series 1998-4 Certificates
   5.43% Class A Rate Asset Backed Certificates

Securities to be registered pusuant to Section 12(g) of the Act:
         None

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

            (a)  Not Applicable.

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

            (b) Not Applicable.

            (c) Not Applicable.


                                    Part IV


Item 14.    Exhibits, Financial Statement Schedules, and Reports On Form 8-K.
-------     ----------------------------------------------------------------

            (a) Exhibits.
                --------

                         Exhibit 99.0 Capital One Master Trust Aggregated Data for 1998

                         Exhibit 99.1 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(e) of the Series 1993-1
                                            Supplement.

                         Exhibit 99.2 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(e) of the Series 1993-4
                                            Supplement.

                         Exhibit 99.3 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(e) of the Series 1994-3
                                            Supplement.

                         Exhibit 99.4 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(e) of the Series 1994-A
                                            Supplement.

                         Exhibit 99.5 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(e) of the Series 1995-1
                                            Supplement.

                         Exhibit 99.6 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(e) of the Series 1995-2
                                            Supplement.

                         Exhibit 99.7 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(c) of the Series 1995-3
                                            Supplement.

                         Exhibit 99.8 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1995-4
                                            Supplement.

                         Exhibit 99.9 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(f) of the Series 1996-2
                                            Supplement.

                         Exhibit 99.10 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1996-3
                                            Supplement.

                         Exhibit 99.11 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1997-1
                                            Supplement.

                         Exhibit 99.12 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1997-2
                                            Supplement.

                         Exhibit 99.13 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1998-1
                                            Supplement.

                         Exhibit 99.14 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1998-2
                                            Supplement.

                         Exhibit 99.15 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1998-3
                                            Supplement.

                         Exhibit 99.16 Annual Certificateholders' Statement delivered pursuant to Section
                                            5.02(d) of the Series 1998-4
                                            Supplement.



-----------


              (b)   Reports on Form 8-K. The following Current Reports on Form
                    -------------------
                    8-K were filed by the registrant relating to 1997: Current Reports on Form 8-K dated February 17, 1997, March 17, 1997, April 15, 1997, May 15, 1997, June 16, 1997, July 15, 1997,
                    August 15, 1997, September 15, 1997, October 15, 1997,
                    November 17, 1997, December 15, 1997 and January 15, 1998.

                                  SIGNATURES
                                  ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Capital One Master Trust
                                            ------------------------------------
                                            (Registrant)

                                        By: Capital One Bank
                                            ------------------------------------
                                            (Seller and Servicer)

Dated:  March 31, 1999                  By:    /s/ David M. Willey
                                           -------------------------------------
                                            David M. Willey
                                            Senior Vice President and Treasurer

                                  EXHIBIT INDEX
                                  -------------

                                                                                  Sequential
Exhibit No.                                                                        Page No.
-----------                                                                        --------
    99.0         Capital One Master Trust Aggregated Data for 1998                      9

    99.1         Annual Certificateholders' Statement delivered pursuant to             10
                 Section 5.02(e) of the Series 1993-1 Supplement.

    99.2         Annual Certificateholders' Statement delivered pursuant to             12
                 Section 5.02(e) of the Series 1993-4 Supplement.

    99.3         Annual Certificateholders' Statement delivered pursuant to             14
                 Section 5.02(e) of the Series 1994-3 Supplement.

    99.4         Annual Certificateholders' Statement delivered pursuant to             16
                 Section 5.02(e) of the Series 1994-A Supplement.

    99.5         Annual Certificateholders' Statement delivered pursuant to             17
                 Section 5.02(e) of the Series 1995-1 Supplement.

    99.6         Annual Certificateholders' Statement delivered pursuant to             19
                 Section 5.02(e) of the Series 1995-2 Supplement.

    99.7         Annual Certificateholders' Statement delivered pursuant to             21
                 Section 5.02(c) of the Series 1995-3 Supplement.

    99.8         Annual Certificateholders' Statement delivered pursuant to             23
                 Section 5.02(d) of the Series 1995-4 Supplement.

    99.9         Annual Certificateholders' Statement delivered pursuant to             25
                 Section 5.02(f) of the Series 1996-2 Supplement.

    99.10        Annual Certificateholders' Statement delivered pursuant to             27
                 Section 5.02(d) of the Series 1996-3 Supplement.

    99.11        Annual Certificateholders' Statement delivered pursuant to             29
                 Section 5.02(d) of the Series 1997-1 Supplement.

    99.12        Annual Certificateholders' Statement delivered pursuant to             31
                 Section 5.02(d) of the Series 1997-2 Supplement.

    99.13        Annual Certificateholders' Statement delivered pursuant to             33
                 Section 5.02(d) of the Series 1998-1 Supplement.

    99.14        Annual Certificateholders' Statement delivered                         35
                 pursuant to Section 5.02(d) of the Series 1998-2
                 Supplement.

    99.15        Annual Certificateholders' Statement delivered                         37
                 pursuant to Section 5.02(d) of the Series 1998-3
                 Supplement.

    99.16        Annual Certificateholders' Statement delivered                         39
                 pursuant to Section 5.02(d) of the Series 1998-4
                 Supplement.