Form 10-K
period 1999-12-31
CAPITAL ONE MASTER TRUST
filed 2002-02-27
CIK 922869

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   ----------


                                    FORM 10-K
                                 Current Report


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the fiscal year ended: December 31, 1999




                            CAPITAL ONE MASTER TRUST
                                CAPITAL ONE BANK
             (Exact name of registrant as specified in its charter)



         Virginia                                                 54-1719855
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
       incorporation)                                        Identification No.)


11013 West Broad Street Road, Glen Allen, Virginia                   23060
--------------------------------------------------              --------------
  (Address of principal executive offices)                        (Zip Code)


              (Registrant's telephone number, including area code):
                                 (804) 967-1000

Securities registered pursuant to Section 12(b) of the Act:
        None

Securities Registered pursuant to Section 12(g) of the act:

Series 1993-4 Certificates
Floating Rate Class A Asset Backed Certificates, Series 1993-4
5.8% Class B Asset Backed Certificates, Series 1993-4

Series 1994-3 Certificates
Floating Rate Class A Asset Backed Certificates, Series 1994-3
7.35% Class B Asset Backed Certificates, Series 1994-3

Series 1995-1 Certificates
Floating Rate Class A Asset Backed Certificates, Series 1995-1

Series 1995-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1995-3

Series 1996-1 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1996-1

Series 1996-2 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1996-2

Series 1996-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1996-3

Series 1997-1 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1997-1

Series 1997-2 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1997-2

Series 1998-1 Certificates
6.310% Class A Asset Backed Certificates, Series 1998-1
6.356% Class B Asset Backed Certificates, Series 1998-1

Series 1998-2 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1998-2

Series 1998-3 Certificates
5.94% Class A Asset Backed Certificates, Series 1998-3

Series 1998-4 Certificates
5.43% Class A Asset Backed Certificates, Series 1998-4
Floating Rate Class B Asset Backed Certificates, Series 1998-4

Series 1999-1 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-1

Series 1999-2 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-2

Series 1999-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-3


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

                                                           Yes  X    No
                                                              -----    -----

        Registrant does not have any voting stock.

        Registrant has not been involved in bankruptcy proceedings during the preceding five years.

        Registrant is not reporting as a corporate issuer.

        No documents have been incorporated by reference into this Form 10K.

                           THE INDEX APPEARS ON PAGE 7

                                     Part I

Item 1.         Business
                Not Applicable.

Item 2.         Properties
                Not Applicable.

Item 3.         Legal Proceedings
                The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets or Capital One Bank.

Item 4.         Submission of Matters to a Vote of Security Holders
                No matter was submitted during the fiscal year covered by this report to a vote of Certificateholders.

                                    Part II

Item 5.         Market for Registrant's Common Equity and Related Stockholder
                Matters
                To the best knowledge of the registrant, there is no established public trading market for the Certificates.
                (a) For purposes of this report, "Certificateholders" includes
                    Class A Certificateholders, Class B Certificateholders, any holders of Class C Interest and holders of any Collateral Indebtedness Interest.
                (b) Not Applicable.

Item 6.         Selected financial Data
                Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations
                Not Applicable.

Item 8.         Financial Statements and Supplementary Data
                Not Applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
                None.

                                    Part III

Item 10.        Directors and Executive Officers of the Registrant
                Not Applicable.

Item 11.        Executive Compensation
                Not Applicable.

Item 12.        Security Ownership of Certain Beneficial Owners and Management
                (a) Not Applicable.
                (b) Not Applicable.
                (c) Not Applicable.

Item 13.        Certain Relationships and Related Transactions
                (a) The registrant knows of no transaction or series of
                    transactions during 1999 or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4).
                (b) Not applicable
                (c) Not Applicable


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K Reports on Form 8-K. The following Current Reports on Form: 8-K were filed by the registrant relating to 1999: Current Reports on Form 8-K dated: January 15, 1999; February 16, 1999; March 15, 1999; April 15, 1999; May 17, 1999; June 16, 1999; July 15,
                1999; August 16, 1999; September, 20, 1999; October 15, 1999;
                November 15, 1999; December 15, 1999.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Capital One Master Trust
                                              (Registrant)

                                          By: Capital One Bank
                                              (Seller and Servicer)

                                          By: /s/ David M. Willey
                                              ---------------------------------
                                              David M. Willey
                                              Senior Vice President and CFO

                      EXHIBIT INDEX                                                       PAGE NOS
Exhibit 99.0          Capital One Master Trust Aggregated Data for 1999                        9

Exhibit 99.1          Annual Certificateholders' Statement required to be                     10
                      prepared pursuant to Series 1993-4 Supplement.

Exhibit 99.2          Annual Certificateholders' Statement required to be                     11
                      prepared pursuant to Series 1994-3 Supplement.

Exhibit 99.3          Annual Certificateholders' Statement required to be                     13
                      prepared pursuant to Series 1995-1 Supplement.

Exhibit 99.4          Annual Certificateholders' Statement required to be                     15
                      prepared pursuant to Series 1995-3 Supplement.

Exhibit 99.5          Annual Certificateholders' Statement required to be                     17
                      prepared pursuant to Series 1996-1 Supplement.

Exhibit 99.6          Annual Certificateholders' Statement required to be                     19
                      prepared pursuant to Series 1996-2 Supplement.

Exhibit 99.7          Annual Certificateholders' Statement required to be                     21
                      prepared pursuant to Series 1996-3 Supplement.

Exhibit 99.8          Annual Certificateholders' Statement required to be                     23
                      prepared pursuant to Series 1997-1 Supplement.

Exhibit 99.9          Annual Certificateholders' Supplement required to be                    25
                      prepared pursuant to Series 1997-2 Supplement.

Exhibit 99.10         Annual Certificateholders' Statement required to be                     27
                      prepared pursuant to Series 1998-1 Supplement.

Exhibit 99.11         Annual Certificateholders' Statement required to be                     29
                      prepared pursuant to Series 1998-2 Supplement.

Exhibit 99.12         Annual Certificateholders' Statement required to be                     31
                      prepared pursuant to Series 1998-3 Supplement.

Exhibit 99.13         Annual Certificateholders' Statement required to be                     33
                      prepared pursuant to Series 1998-4 Supplement.

Exhibit 99.14         Annual Certificateholders' Statement required to be                     35
                      prepared pursuant to Series 1999-1 Supplement.

Exhibit 99.15         Annual Certificateholders' Statement required to be                     37
                      prepared pursuant to Series 1999-2 Supplement.

Exhibit 99.16         Annual Certificateholders' Statement required to be                     39
                      prepared pursuant to Series 1999-3 Supplement.