Form 10-K
period 2000-12-31
CAPITAL ONE MASTER TRUST
filed 2002-02-27
CIK 922869

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   ----------


                                    FORM 10-K
                                 Current Report


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the fiscal year ended: December 31, 2000




                            CAPITAL ONE MASTER TRUST
                                CAPITAL ONE BANK
             (Exact name of registrant as specified in its charter)



           Virginia                                           54-1719855
------------------------------------                      ------------------
(State or other jurisdiction of                             (IRS Employer
        incorporation)                                    Identification No.)


11013 West Broad Street Road, Glen Allen, Virginia             23060
--------------------------------------------------           ----------
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

Series 1995-4 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1995-4

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

Series 1998-3 Certificates
5.94507% Class A Asset Backed Certificates, Series 1998-3
Floating Rate Class B Asset Backed Certificates, Series 1998-3

Series 1998-4 Certificates
5.43% Class A Asset Backed Certificates, Series 1998-4

Floating Rate Class B Asset Backed Certificates, Series 1998-4

Series 1999-1 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-1

Series 1999-2 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-2

Series 1999-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-3

Series 2000-1 Certificates
7.1% Class A Asset Backed Certificates, Series 2000-1
7.35% Class B Asset Backed Certificates, Series 2000-1

Series 2000-2 Certificates
7.2% Class A Asset Backed Certificates, Series 2000-2
7.3% Class B Asset Backed Certificates, Series 2000-2

Series 2000-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 2000-3

Series 2000-4 Certificates
6.763% Class A Asset Backed Certificates, Series 2000-4
Floating Rate Class B Asset Backed Certificates, Series 2000-4

Series 2000-5 Certificates
6.6557% Class A Asset Backed Certificates, Series 2000-5
Floating Rate Class B Asset Backed Certificates, Series 2000-5

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

                           THE INDEX APPEARS ON PAGE 8

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

Item 11.          Executive Compensation
                  Not Applicable.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  (a)      Not Applicable.
                  (b)      Not Applicable.
                  (c)      Not Applicable.

Item 13.          Certain Relationships and Related Transactions

                  (a) The registrant knows of no transaction or series of transactions during 2000 or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4).
                  (b)   Not applicable
                  (c)   Not Applicable


                                     Part IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K

                  Reports on Form 8-K.  The following Current Reports on Form:
                  8-K were filed by the registrant relating to 2000: Current Reports on Form 8-K dated: January 18, 2000; February 15, 2000; March 15, 2000; April 17, 2000; May 15, 2000; June 15,
                  2000; July 17, 2000; August 16, 2000; September, 15, 2000;
                  October 16, 2000; November 15, 2000; December 15, 2000.

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

                                                  Capital One Master Trust
                                                  (Registrant)

                                            By:   Capital One Bank
                                                  (Seller and Servicer)

                                            By:   /s/ David M. Willey
                                                  ------------------------------
                                                  David M. Willey
                                                  Senior Vice President and CFO

                           EXHIBIT INDEX                                                     PAGE NOS
Exhibit 99.0               Capital One Master Trust Aggregated Data for 2000.                    10

Exhibit 99.1               Annual Certificateholders' Statement required to be                   11
                           prepared pursuant to Series 1995-1 Supplement.

Exhibit 99.2               Annual Certificateholders' Statement required to be                   13
                           prepared pursuant to Series 1995-3 Supplement.

Exhibit 99.3               Annual Certificateholders' Statement required to be                   15
                           prepared pursuant to Series 1996-1 Supplement.

Exhibit 99.4               Annual Certificateholders' Statement required to be                   17
                           prepared pursuant to Series 1996-2 Supplement.

Exhibit 99.5               Annual Certificateholders' Statement required to be                   19
                           prepared pursuant to Series 1996-3 Supplement.

Exhibit 99.6               Annual Certificateholders' Statement required to be                   21
                           prepared pursuant to Series 1997-1 Supplement.

Exhibit 99.7               Annual Certificateholders' Statement required to be                   23
                           prepared pursuant to Series 1997-2 Supplement.

Exhibit 99.8               Annual Certificateholders' Statement required to be                   25
                           prepared pursuant to Series 1998-1 Supplement.

Exhibit 99.9               Annual Certificateholders' Statement required to be                   27
                           prepared pursuant to Series 1998-3 Supplement.

Exhibit 99.10              Annual Certificateholders' Statement required to be                   29
                           prepared pursuant to Series 1998-4 Supplement.

Exhibit 99.11              Annual Certificateholders' Statement required to be                   31
                           prepared pursuant to Series 1999-1 Supplement.

Exhibit 99.12              Annual Certificateholders' Statement required to be                   33
                           prepared pursuant to Series 1999-2 Supplement.

Exhibit 99.13              Annual Certificateholders' Statement required to be                   35
                           prepared pursuant to Series 1999-3 Supplement.

Exhibit 99.14              Annual Certificateholders' Statement required to be                   37
                           prepared pursuant to Series 2000-1 Supplement.

Exhibit 99.15              Annual Certificateholders' Statement required to be                   39
                           prepared pursuant to Series 2000-2 Supplement.

Exhibit 99.16              Annual Certificateholders' Statement required to be                   41
                           prepared pursuant to Series 2000-3 Supplement.

Exhibit 99.17              Annual Certificateholders' Statement required to be                   43
                           prepared pursuant to Series 2000-4 Supplement.

Exhibit 99.18              Annual Certificateholders' Statement required to be                   45
                           prepared pursuant to Series 2000-5 Supplement.