Form 10-K
period 2001-12-31
CAPITAL ONE MASTER TRUST
filed 2002-02-27
CIK 922869

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                   ----------


                                    FORM 10-K
                                 Current Report


              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                  For the fiscal year ended: December 31, 2001




                            CAPITAL ONE MASTER TRUST
                                CAPITAL ONE BANK
             (Exact name of registrant as specified in its charter)



         Virginia                                             54-1719855
-----------------------------                              ----------------
(State or other jurisdiction of                             (IRS Employer
       incorporation)                                      Identification No.)


11013 West Broad Street Road, Glen Allen, Virginia               23060
--------------------------------------------------           --------------
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

Series 1998-4 Certificates
5.43% Class A Asset Backed Certificates, Series 1998-4
Floating Rate Class B Asset Backed Certificates, Series 1998-4

Series 1999-1 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-1

Series 1999-2 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-2

Series 1999-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 1999-3

Series 2000-1 Certificates
7.1% Class A Asset Backed Certificates, Series 2000-1
7.3% Class B Asset Backed Certificates, Series 2000-1

Series 2000-2 Certificates
7.2% Class A Asset Backed Certificates, Series 2000-2
7.3% Class B Asset Backed Certificates, Series 2000-2

Series 2000-3 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 2000-3

Series 2000-4 Certificates
6.763% Class A Asset Backed Certificates, Series 2000-4
Floating Rate Class B Asset Backed Certificates, Series 2000-4

Series 2000-5 Certificates
6.6557% Class A Asset Backed Certificates, Series 2000-5
Floating Rate Class B Asset Backed Certificates, Series 2000-5

Series 2001-1 Certificates
Floating Rate Class A, Class B Asset Backed Certificates, Series 2001-1

Series 2001-2 Certificates
5.57% Class A Asset Backed Certificates, Series 2001-2
Floating Rate Class B Asset Backed Certificates, Series 2001-2

Series 2001-3 Certificates
5.45% Class A Asset Backed Certificates, Series 2001-3
Floating Rate Class B Asset Backed Certificates, Series 2001-3

Series 2001-4 Certificates
5.184% Class A Asset Backed Certificates, Series 2001-4
5.184% Class B Asset Backed Certificates, Series 2001-4

Series 2001-5 Certificates
5.3% Class A Asset Backed Certificates, Series 2001-5
Floating Rate Class B Asset Backed Certificates, Series 2001-5

Series 2001-6 Certificates
5.727% Class A and Class B Asset Backed Certificates, Series 2001-6

Series 2001-7 Certificates
3.85% Class A Asset Backed Certificates, Series 2001-7
Floating Rate Class B Asset Backed Certificates, Series 2001-7

Series 2001-8 Certificates
4.6% Class A Asset Backed Certificates, Series 2001-8
 Floating Rate Class B Asset Backed Certificates, Series 2001-8

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

                                                    Yes   X        No
                                                        ------        ------

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

                                    Part III

Item 10.       Directors and Executive Officers of the Registrant
               Not Applicable.

Item 11.       Executive Compensation
               Not Applicable.

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               (a)     Not Applicable.
               (b)     Not Applicable.
               (c)     Not Applicable.

Item 13.       Certain Relationships and Related Transactions
               (a) The registrant knows of no transaction or series of transactions during 2001 or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in item 12(a) or any other beneficial owner of more than five percent of Certificates known to the registrant had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1), (2) and (4).
               (b)     Not applicable
               (c)     Not Applicable


                                     Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K Reports on Form 8-K. The following Current Reports on Form:
               8-K were filed by the registrant relating to 2001: Current Reports on Form 8-K dated: January 16, 2001; February 15, 2001; March 15, 2001; April 15, 2001; May 15, 2001; June 12, 2001;
               July 11, 2001; August 10, 2001; September, 13, 2001; October 18,
               2001; November 9, 2001; December 11, 2001.

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

                                            Capital One Master Trust
                                            (Registrant)

                                        By: Capital One Bank
                                            (Seller and Servicer)

                                        By: /s/ David M. Willey
                                            -----------------------------
                                            David M. Willey
                                            Senior Vice President and CFO

                      EXHIBIT INDEX                                                       PAGE NOS.
Exhibit 99.0          Capital One Master Trust Aggregated Data for 2001.                      10

Exhibit 99.1          Annual Certificateholders' Statement required to be                     11
                      prepared pursuant to Series 1996-1 Supplement.

Exhibit 99.2          Annual Certificateholders' Statement required to be                     13
                      prepared pursuant to Series 1996-2 Supplement.

Exhibit 99.3          Annual Certificateholders' Statement required to be                     15
                      prepared pursuant to Series 1996-3 Supplement.

Exhibit 99.4          Annual Certificateholders' Statement required to be                     17
                      prepared pursuant to Series 1997-1 Supplement.

Exhibit 99.5          Annual Certificateholders' Statement required to be                     19
                      prepared pursuant to Series 1997-2 Supplement.

Exhibit 99.6          Annual Certificateholders' Statement required to be                     21
                      prepared pursuant to Series 1998-1 Supplement.

Exhibit 99.7          Annual Certificateholders' Statement required to be                     23
                      prepared pursuant to Series 1998-3 Supplement.

Exhibit 99.8          Annual Certificateholders' Statement required to be                     25
                      prepared pursuant to Series 1998-4 Supplement.

Exhibit 99.9          Annual Certificateholders' Statement required to be                     27
                      prepared pursuant to Series 1999-1 Supplement.

Exhibit 99.10         Annual Certificateholders' Statement required to be                     29
                      prepared pursuant to Series 1999-2 Supplement.

Exhibit 99.11         Annual Certificateholders' Statement required to be                     31
                      prepared pursuant to Series 1999-3 Supplement.


Exhibit 99.12         Annual Certificateholders' Statement required to be                     33
                      prepared pursuant to Series 2000-1 Supplement.

Exhibit 99.13         Annual Certificateholders' Statement required to be                     35
                      prepared pursuant to Series 2000-2 Supplement.

Exhibit 99.14         Annual Certificateholders' Statement required to be                     37
                      prepared pursuant to Series 2000-3 Supplement.

Exhibit 99.15         Annual Certificateholders' Statement required to be                     39
                      prepared pursuant to Series 2000-4 Supplement.

Exhibit 99.16         Annual Certificateholders' Statement required to be                     41
                      prepared pursuant to Series 2000-5 Supplement.

Exhibit 99.17         Annual Certificateholders' Statement required to be                     43
                      prepared pursuant to Series 2001-1 Supplement.

Exhibit 99.18         Annual Certificateholders' Statement required to be                     45
                      prepared pursuant to Series 2001-2 Supplement.

Exhibit 99.19         Annual Certificateholders' Statement required to be                     47
                      prepared pursuant to Series 2001-3 Supplement.

Exhibit 99.20         Annual Certificateholders' Statement required to be                     49
                      prepared pursuant to Series 2001-4 Supplement.

Exhibit 99.21         Annual Certificateholders' Statement required to be                     51
                      prepared pursuant to Series 2001-5 Supplement.

Exhibit 99.22         Annual Certificateholders' Statement required to be                     53
                      prepared pursuant to Series 2001-6 Supplement.

Exhibit 99.23         Annual Certificateholders' Statement required to be                     55
                      prepared pursuant to Series 2001-7 Supplement.

Exhibit 99.24         Annual Certificateholders' Supplement required to be                    57
                      prepared pursuant to Series 2001-8 Supplement.