Form 10-K
period 2002-12-31
CAPITAL ONE MASTER TRUST
filed 2003-03-31
CIK 922869

OMB APPROVAL
OMB Number: 3235- 0063
Expires: August 31,2005
Estimated average burden hours per response: 1312.00

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002.

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

000-25762
(Commission File Number)

Capital One Funding, LLC, As Depositor

CAPITAL ONE MASTER TRUST
(Exact name of registrant as specified in its charter)

Delaware
(State or Other Jurisdiction of Incorporation of the Issuer)

54-1719855
(Registrant’s I.R.S. Employer Identification No.)

Capital One Funding, LLC
140 East Shore Drive,
Room 1048
Glen Allen, Virginia 23059
(804) 967-1000
(Address and Telephone Number of Principal Executive Offices)

11013 West Broad Street Road

Glen Allen, Virginia  23060

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Class A Floating Rate Asset Backed Certificates, Series 1996-3

Class B Floating Rate Asset Backed Certificates, Series 1996-3

   Class A 6.310% Asset Backed Certificates, Series 1998-1

   Class B 6.356% Asset Backed Certificates, Series 1998-1

   Class A 5.43% Asset Backed Certificates, Series 1998-4

   Class A 6.763% Asset Backed Certificates, Series 2000-4

   Class A 6.6557% Asset Backed Certificates, Series 2000-5

   Class A 5.57% Asset Backed Certificates, Series 2001-2

Class A Floating Rate Asset Backed Certificates, Series 2001-4

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  None

Registrant does not have any voting stock.

THE INDEX APPEARS ON PAGE 7

Part I

Item 1.                                                           Business

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Master Trust (the “Trust”), a trust formed pursuant to an Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, amended and restated as of August 1, 2002, between Capital One Funding, LLC as transferor and The Bank of New York, as trustee (the “Trustee”).  Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the letter relief granted by the staff of the SEC to other companies in similar circumstances.

Item 2.                                                           Properties

Not applicable.

Item 3.                                                           Legal Proceedings

The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Trustee, the Trust Assets, the Servicer or Capital One Funding, LLC.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of Certificateholders during the fiscal year covered by this Report.

Part II

Item 5.                                                           Market for Registrant’s Common Equity and Related Stockholder Matters

To the best knowledge of the registrant, there is no established public trading market for the Certificates.

(a)          For purposes of this report, “Certificateholders” includes Class A Certificateholders, Class B Certificateholders, any holders of Class C Interest and holders of any Collateral Indebtedness Interest.

(b)         Not Applicable.

Item 6.                                                           Selected Financial Data

Not applicable.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Not applicable.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

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

(a)          Not applicable.

(b)         Not applicable.

(c)          Not applicable.

Item 13.                                                    Certain Relationships and Related Transactions

(a)          The registrant knows of no transaction or series of transactions during fiscal year 2002 or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Certificateholder identified in Item 12(a) or any other beneficial owner of more than five percent of Certificates known to the registrant had or will have a direct or indirect material interest.  There are no persons of the types described in Item 404(a)(1), (2) and (4).

(b)         Not applicable.

(c)          Not applicable.

Item 14.                                                    Controls and Procedures

Not applicable.

Part IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1)     Not applicable.

(2)                                  Not applicable.

(3)                                  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)   Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the registrant during the year ending December 31, 2002:

Date	Items Reported
January 28, 2002	Items 5 and 7
February 12, 2002	Items 5 and 7
March 12, 2002	Items 5 and 7
April 10, 2002	Items 5 and 7
April 18, 2002	Items 5 and 7
May 10, 2002	Items 5 and 7
May 15, 2002	Items 5 and 7
June 12, 2002	Items 5 and 7
June 13, 2002	Items 5 and 7
June 14, 2002	Items 5 and 7
July 10, 2002	Items 5 and 7
August 2, 2002	Items 9 and 7
August 8, 2002	Items 5 and 7
September 11, 2002	Items 5 and 7
October 9, 2002	Items 5 and 7
November 12, 2002	Items 5 and 7
November 12, 2002	Items 5 and 7
December 10, 2002	Items 5 and 7

(c)    See subparagraph (a)(3) above.

(d)   Not applicable.

SIGNATURES

                   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Master Trust
(Registrant)

By:	Capital One Funding, LLC
(Depositor)

By:	/s/ Stephen Linehan
Stephen Linehan
Chief Financial Officer

CERTIFICATIONS

I, Stephen Linehan, certify that:

1.               I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Capital One Master Trust;

2.               Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.               Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement, for inclusion in these reports is included in these reports;

4.               Based on my knowledge and upon the annual compliance statement included in the reports and required to be delivered to the Trustee in accordance with the Pooling and Servicing Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5.               The reports disclose all significant deficiencies relating to the Servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the attestation standards established by the American Institute of Certified Public Accountants, as set forth in the Pooling and Servicing Agreement, that is included in these reports.

March 31, 2003	/s/ Stephen Linehan
Stephen Linehan
Chief Financial Officer
Capital One Funding, LLC

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Limited Liability Agreement of Capital One Funding, LLC dated as of July 31, 2002 (File No. 333-75276)*

Exhibit 3.2	Amended and Restated Pooling and Servicing Agreement (File No. 333-75276)*

Exhibit 99.0	Capital One Master Trust Aggregated Data for 2002.

Exhibit 99.1	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1996-2 Supplement.

Exhibit 99.2	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1996-3 Supplement.

Exhibit 99.3	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1997-1 Supplement.

Exhibit 99.4	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1997-2 Supplement.

Exhibit 99.5	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1998-1 Supplement.

Exhibit 99.6	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1998-4 Supplement.

Exhibit 99.7	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1999-1 Supplement.

Exhibit 99.8	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1999-2 Supplement.

Exhibit 99.9	Annual Certificateholders’ Statement required to be prepared pursuant to Series 1999-3 Supplement.

Exhibit 99.10	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2000-1 Supplement.

Exhibit 99.11	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2000-2 Supplement.

Exhibit 99.12	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2000-3 Supplement.

Exhibit 99.13	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2000-4 Supplement.

Exhibit 99.14	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2000-5 Supplement.

Exhibit 99.15	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-1 Supplement.

Exhibit 99.16	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-2 Supplement.

* Incorporated by Reference

Exhibit 99.17	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-3 Supplement.

Exhibit 99.18	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-4 Supplement.

Exhibit 99.19	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-5 Supplement.

Exhibit 99.20	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-6 Supplement.

Exhibit 99.21	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-7 Supplement.

Exhibit 99.22	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2001-8 Supplement.

Exhibit 99.23	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2002-1 Supplement.

Exhibit 99.24	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2002-2 Supplement.

Exhibit 99.25	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2002-3 Supplement.

Exhibit 99.26	Annual Certificateholders’ Statement required to be prepared pursuant to Series 2002-4 Supplement.

Exhibit 99.27	Annual Servicer’s Certificate for the Trust

Exhibit 99.28	Annual Report of Independent Public Accountants