Form 10-K
period 2004-12-31
CAPITAL ONE MASTER TRUST
filed 2005-03-31
CIK 922869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25762

Capital One Funding, LLC, as Depositor

on behalf of

CAPITAL ONE MASTER TRUST

(Exact name of registrant as specified in its charter)

New York	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Capital One Funding, LLC 140 East Shore Drive Room 1071-B Glen Allen, Virginia	23059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 290-6959

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

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each publicly-offered class of Investor Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such class of Investor Certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement. Accordingly, Cede is the sole holder of record of such Investor Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold the investor certificates for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

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

Item 14.                                                    Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	(1)	Omitted pursuant to the No-Action Letter.
	(2)	Omitted pursuant to the No-Action Letter.
	(3)	The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)		Reports on Form 8-K.
The following Current Reports on Form 8-K were filed by the registrant during, or otherwise relating to, 2004:

		Date	Items Reported
		January 6, 2004	Items 5 and 7
		January 12, 2004	Items 5 and 7
		January 29, 2004	Items 5 and 7
		February 10, 2004	Items 5 and 7
		February 11, 2004	Items 5 and 7
		March 3, 2004	Items 5 and 7
		March 10, 2004	Items 5 and 7
		March 11, 2004	Items 5 and 7
		March 17, 2004	Items 5 and 7
		April 12, 2004	Items 5 and 7
		April 13, 2004	Items 5 and 7
		April 20, 2004	Items 5 and 7
		May 12, 2004	Items 5 and 7
		May 12, 2004	Items 5 and 7
		June 10, 2004	Items 5 and 7
		June 15, 2004	Items 5 and 7
		June 15, 2004	Items 5 and 7

	July 12, 2004	Items 5 and 7
	July 20, 2004	Items 5 and 7
	July 22, 2004	Items 5 and 7
	August 11, 2004	Items 5 and 7
	September 7, 2004	Items 8.01 and 9.01
	September 10, 2004	Items 8.01 and 9.01
	September 13, 2004	Items 8.01 and 9.01
	October 12, 2004	Items 8.01 and 9.01
	October 14, 2004	Items 8.01 and 9.01
	November 9, 2004	Items 8.01 and 9.01
	November 22, 2004	Items 8.01 and 9.01
	November 29, 2004	Items 8.01 and 9.01
	December 1, 2004	Item 8.01
	December 10, 2004	Items 8.01 and 9.01
	January 12, 2005	Items 8.01 and 9.01

(c)	See subparagraph (a)(3) above.

(d)	Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Master Trust
(Registrant)

	By:	Capital One Funding, LLC
(Depositor)

	By:	/s/ Steve Linehan
Stephen Linehan
President

Date: March 31, 2005

EXHIBIT INDEX

Exhibit No.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.0	Capital One Master Trust Aggregated Data for 2004.

99.1	2004 Annual Certificateholders’ Statements prepared by the Servicer.

	(a)	Series 1998-1
	(b)	Series 1999-3
	(c)	Series 2000-2
	(d)	Series 2000-3
	(e)	Series 2000-4
	(f)	Series 2001-1
	(g)	Series 2001-2
	(h)	Series 2001-3
	(i)	Series 2001-5
	(j)	Series 2001-6
	(k)	Series 2001-8
	(l)	Series 2002-1
	(m)	Series 2002-2
	(n)	Series 2002-3
	(o)	Series 2002-4

99.2	Report of Independent Registered Public Accounting Firm pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.3	Report of Management on Compliance.

99.4	Annual Statement of Compliance from the Servicer.