Form 10-K
period 2005-12-31
CAPITAL ONE MASTER TRUST
filed 2006-03-30
CIK 922869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

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

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Master Trust (the “Trust”), a trust formed pursuant to an Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993 (the “Pooling and Servicing Agreement”), amended and restated as of August 1, 2002 and January 13, 2006, among Capital One Funding, LLC, as transferor, Capital One Bank, as servicer, and The Bank of New York, as trustee (the “Trustee”). Capitalized terms not defined in this Report have the meaning assigned to them in the Pooling and Servicing Agreement.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Omitted pursuant to the No-Action Letter.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 6.	Selected Financial Data.

Omitted pursuant to the No-Action Letter.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to the No-Action Letter.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Letter.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Not applicable.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Letter.

Item 11.	Executive Compensation.

Omitted pursuant to the No-Action Letter.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 14.	Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)          (1)          Omitted pursuant to the No-Action Letter.

(2)          Omitted pursuant to the No-Action Letter.

(3)          The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 See (a)(3) above.

(c)                                  Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2006	Capital One Funding, LLC
Acting solely in its capacity as
depositor of Capital One Master Trust

	By:	/s/ Stephen Linehan
	Name:	Stephen Linehan
	Title:	President, Capital One Funding, LLC

EXHIBIT INDEX

Exhibit No.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.0	Capital One Master Trust Aggregated Data for 2005.

99.1	2005 Annual Certificateholders’ Statements prepared by the Servicer.

	(a)	Series 1998-1
	(b)	Series 1999-3
	(c)	Series 2000-3
	(d)	Series 2001-1
	(e)	Series 2001-3
	(f)	Series 2001-5
	(g)	Series 2001-6
	(h)	Series 2001-8
	(i)	Series 2002-1
	(j)	Series 2002-2
	(k)	Series 2002-4

99.2	Annual Independent Accountants’ Report pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.3	Report of Management on Compliance.

99.4	Annual Statement of Compliance from the Servicer.