Form 10-K
period 2006-12-31
CAPITAL ONE MASTER TRUST
filed 2007-03-30
CIK 922869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For Transition period

Commission File Number of issuing entity: 333-130862-01

CAPITAL ONE MASTER TRUST

(Exact Name of Issuing Entity as Specified in Its Charter)

(Issuing Entity of the Collateral Certificate)

Commission File Number of depositor: 333-130862
CAPITAL ONE FUNDING, LLC

(Exact Name of Depositor as Specified in Its Charter)

New York

(State or Other Jurisdiction of Incorporation

or Organization of the Issuing Entity)

c/o Capital One Funding, LLC

140 East Shore Drive
Room 1071-B
Glen Allen, VA 23059

(Address of Principal Executive Offices

of Issuing Entity)

(804) 290-6959

(Telephone number, including area code)

Not Applicable

(I.R.S. Employer Identification No.)

Not Applicable

(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:

Class A 6.310% Asset Backed Certificates, Series 1998-1
Class B 6.356% Asset Backed Certificates, Series 1998-1
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.    ☒  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference.  None.

INTRODUCTORY NOTE

On August 24, 1995, Sears Receivables Financing Group, Inc., as originator of Sears Credit Account Master Trust II, was issued a no-action letter (the “No-Action Letter”) by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Act.  This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.  Pursuant to the No-Action Letter, the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”. This Form 10-K is not subject to Regulation AB promulgated by the Securities and Exchange Commission because this Form 10-K does not cover any securities issued after December 31, 2005. The Capital One Master Trust (the “Trust”) and the Capital One Multi-asset Execution Trust have prepared a separate Form 10-K subject to Regulation AB covering securities issued after December 31, 2005. Capital One Bank is the servicer for the Trust and the Capital One Multi-asset Execution Trust. As required by Item 1122 of Regulation AB with respect to the Trust and the Capital One Multi-asset Execution Trust, Capital One Bank has prepared an assertion on compliance with applicable Regulation AB criteria and Ernst & Young LLP has examined such assertion and issued a report thereon, which have been included in the Form 10-K for the Trust and the Capital One Multi-asset Execution Trust. The servicing platform to which such assertion relates is asset-backed securities transactions involving credit card receivables conducted by the Trust and the Capital One Multi-asset Execution Trust where the related asset-backed securities were outstanding during the Reporting Period of January 1, 2006 through December 31, 2006. A copy of Capital One Bank’s report and Ernst & Young LLP’s examination thereon are included in this Form 10-K as Exhibit 99.4 and Exhibit 99.5, respectively.

PART I

Item 1. Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to the Trust, a trust formed pursuant to an Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, amended and restated as of August 1, 2002 and January 13, 2006 (as amended and supplemented from time to time, the “Pooling and Servicing Agreement”), among Capital One Funding, LLC, as transferor, Capital One Bank, as servicer, and The Bank of New York, as trustee (the “Trustee”).  Capitalized terms not defined in this Report have the meaning assigned to them in the Pooling and Servicing Agreement.

Item 1A. Risk Factors.

Not Applicable.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 2. Properties.

Not Applicable.

Item 3. Legal Proceedings.

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks and affiliated institutions, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks and affiliated institutions alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requests civil monetary damages, which could be trebled. Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation are named defendants in this lawsuit.

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against MasterCard and Visa and several member banks and affiliated institutions, including Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.

Finally, a number of individual plaintiffs, each purporting to represent a class of cardholders, have filed antitrust lawsuits (the “Fee Antitrust lawsuits”) against several institutions, including Capital One Financial Corporation, alleging among other things that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders and that these fees are excessive. The complaints request civil monetary damages, which could be trebled.

Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation believe that they have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, Capital One Financial Corporation is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of Capital One Financial Corporation or Capital One Financial Corporation’s results of operations in any future reporting period.

In addition, several merchants filed class action antitrust lawsuits, which were subsequently consolidated, against the associations relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, MasterCard and Visa, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the Fee Antitrust lawsuits, the Interchange lawsuits, and the Amex lawsuit, Capital One Financial Corporation, Capital One Bank and Capital One F.S.B. are not parties to the lawsuits against MasterCard and Visa described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, Capital One Financial Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including Capital One Financial Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. During the second quarter of 2006, MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both entities now rely upon independent directors for certain decisions, including the setting of interchange rates.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, Capital One Financial Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, we cannot determine at this time the long-term effects of these suits on Capital One Financial Corporation, Capital One Bank and Capital One, F.S.B. and on the payment of principal and interest on the notes.

Except as disclosed above, there are no pending material legal or other proceedings involving Capital One Bank, as sponsor and servicer, Capital One Funding, LLC, as depositor, Capital One Master Trust, as the issuing entity, or The Bank of New York, as trustee, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.

Item 4. Submission to Matters to a Vote of Security Holders.

None.

PART II

Item 5:                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 6:                         Selected Financial Data.

Not Applicable.

Item 7:                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Not Applicable.

Item 7A:                Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8:                         Financial Statements and Supplementary Data.

Not Applicable.

Item 9:                         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A:                Controls and Procedures.

Not applicable.

Item 9B:                Other Information.

None.

PART III

Item 10:                  Directors, Executive Officers and Corporate Governance.

Not Applicable.

Item 11:                  Executive Compensation.

Not applicable.

Item 12:                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each publicly-offered class of Investor Certificates is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such class of Investor Certificates is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Pooling and Servicing Agreement.  Accordingly, Cede is the sole holder of record of such Investor Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system.  Such direct participants may hold the investor certificates for their own accounts or for the account of their customers.  The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

Capital One Funding, LLC owns 100% of the Transferor Certificate, which represents beneficial ownership of a residual interest in the assets of the Trust as provided in the Pooling and Servicing Agreement.

Item 13:                  Certain Relationships and Related Transactions, and Director Independence.

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

The Trust does not have any directors.

Item 14:                  Principal Accountant Fees and Services.

Not applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)             Not applicable.

(a)(2)             Not applicable.

(a)(3)             The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                          The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(c)                           Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Master Trust

By:	Capital One Funding, LLC, as depositor

By:	/s/ Stephen Linehan
Name: Stephen Linehan
Title: President

Date: March 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Capital One Master Trust Aggregated Data for 2006.

99.2	2006 Annual Certificateholders’ Statements prepared by the Servicer

(a) Series 1998-1
(b) Series 2000-3
(c) Series 2001-1
(d) Series 2001-6
(e) Series 2002-1
(f) Series 2002-2
(g) Series 2002-4

99.3	Servicer Compliance Statement of Capital One Bank.

99.4	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank.

99.5	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to Capital One Bank.