Form 10-K
period 2007-12-31
CAPITAL ONE MASTER TRUST
filed 2008-03-28
CIK 922869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period:

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference.  None.

INTRODUCTORY NOTE

On August 24, 1995, Sears Receivables Financing Group, Inc., as originator of Sears Credit Account Master Trust II, was issued a no-action letter (the “No-Action Letter”) by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Act.  This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.  Pursuant to the No-Action Letter, the registrant is not required to respond to various items of Form 10-K. Such items are designated herein as “Not Applicable”. This Form 10-K is not subject to Regulation AB promulgated by the Securities and Exchange Commission because this Form 10-K does not cover any securities issued after December 31, 2005. The Capital One Master Trust (the “Trust”) and the Capital One Multi-asset Execution Trust have prepared a separate Form 10-K subject to Regulation AB covering securities issued after December 31, 2005. Capital One Bank (USA), National Association is the servicer for the Trust and the Capital One Multi-asset Execution Trust. As required by Item 1122 of Regulation AB with respect to the Trust and the Capital One Multi-asset Execution Trust, Capital One Bank (USA), National Association has prepared an assertion on compliance with applicable Regulation AB criteria and Ernst & Young LLP has examined such assertion and issued a report thereon, which have been included in the Form 10-K for the Trust and the Capital One Multi-asset Execution Trust. The servicing platform to which such assertion relates is asset-backed securities transactions involving credit card receivables conducted by the Trust and the Capital One Multi-asset Execution Trust where the related asset-backed securities were outstanding during the Reporting Period of January 1, 2007 through December 31, 2007. A copy of Capital One Bank (USA), National Association’s report and Ernst & Young LLP’s examination thereon are included in this Form 10-K as Exhibit 99.4 and Exhibit 99.5, respectively.

PART I

Item 1. Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to the Trust, a trust formed pursuant to an Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007, and as further amended by the First Amendment thereto dated March 1, 2008 (as further amended and supplemented from time to time, the “Pooling and Servicing Agreement”), among Capital One Funding, LLC, as transferor, Capital One Bank (USA), National Association, as servicer, and The Bank of New York, as trustee (the “Trustee”).  Capitalized terms not defined in this Report have the meaning assigned to them in the Pooling and Servicing Agreement.

Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Not applicable.

Item 3.	Legal Proceedings.

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards.  The complaint requested civil monetary damages.  Capital One Financial Corporation (the “Corporation”), Capital One Bank (the “Bank”), and Capital One, F.S.B. (the “Savings Bank”) were named as defendants in this lawsuit.  On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Corporation, the Bank and the Savings Bank, would be dropped as defendants and released from all claims asserted in the lawsuit.  On December 12, 2007, the Corporation announced that it would take a charge of approximately $80 million in the fourth quarter of 2007 in connection with the settlement of the American Express litigation.  Discover Financial Services has filed a similar set of claims against Visa and MasterCard.  The Corporation, the Bank, and the Savings Bank are not defendants in the Discover litigation.

                In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Corporation.  These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive.  In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law.  The amended complaint requests civil monetary damages, which could be trebled.  In November 2007, the court dismissed the amended complaint.  Plaintiffs have indicated that they intend to appeal that order.

                In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including the Corporation and its subsidiaries (including the Bank and the Savings Bank), alleging among other things, that the defendants conspired to fix the level of interchange fees.  The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only.  In October 2005, the class and merchant interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.  Discovery is proceeding in these cases. The Corporation believes that it has meritorious defenses and intends to defend these cases vigorously. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these lawsuits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the lawsuits and (v) the effects of these lawsuits, in turn, on competition in the industry, member banks, and interchange fees, the Corporation cannot determine at this time the long-term effects of these suits.

                In connection with litigation pending against Visa, the Corporation has initiated a legal reserve of approximately $60 million for estimated possible damages, reflecting Capital One’s share of potential damages as a Visa member.

                In addition, the Corporation is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities.  In the opinion of management of the Corporation, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to its consolidated financial position or its results of operations.

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

Item 6:	Selected Financial Data.

Not applicable.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Not applicable.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8:	Financial Statements and Supplementary Data.

Not applicable.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A:	Controls and Procedures.

Not applicable.

Item 9B:	Other Information.

None.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance.

Not applicable.

Item 11:	Executive Compensation.

Not applicable.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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
Name: Stephen Linehan*
Title: President

Date: March 25, 2008

*Stephen Linehan is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	Capital One Master Trust Aggregated Data for 2007.

99.2	2007 Annual Certificateholders’ Statements prepared by the Servicer

(a) Series 1998-1
(b) Series 2001-1
(c) Series 2001-6
(d) Series 2002-1

99.3	Servicer Compliance Statement of Capital One Bank (USA), National Association.

99.4	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association.

99.5	Attestation Report of Ernst & Young LLC on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association.